Form 10-Q
period 1996-03-31
WELLPOINT HEALTH NETWORKS INC
filed 1996-05-15
CIK 894264

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (Mark One)

      [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         COMMISSION FILE NUMBER 1-11628

                         WELLPOINT HEALTH NETWORKS INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        95-4384275
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

21555 OXNARD STREET, WOODLAND HILLS, CALIFORNIA                         91367
    (Address of principal executive offices)                          (Zip Code)

        Registrant's telephone number, including area code (818) 703-4000

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       TITLE OF EACH CLASS                        OUTSTANDING AT MAY 15, 1996
       -------------------                        ---------------------------
Class A Common Stock, $0.01 par value                  19,500,000 shares
Class B Common Stock, $0.01 par value                  80,000,000 shares

                         WELLPOINT HEALTH NETWORKS INC.
                          FIRST QUARTER 1996 FORM 10-Q
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                   PAGE
                                                                                 ----
    ITEM 1.       Financial Statements

                  Consolidated Balance Sheets as of March 31, 1996 and
                       December 31, 1995......................................    1

                  Consolidated Income Statements for the Three Months
                       Ended March 31, 1996 and 1995..........................    2

                  Consolidated Statement of Changes in Stockholders' Equity
                       for the Three Months Ended March 31, 1996..............    3

                  Consolidated Statements of Cash Flows for the
                       Three Months Ended March 31, 1996 and 1995.............    4

                  Notes to Consolidated Financial Statements..................    5

    ITEM 2.       Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..........   10

PART II.  OTHER INFORMATION

    ITEM 1.       Legal Proceedings...........................................   18

    ITEM 5.       Other Information...........................................   18

    ITEM 6.       Exhibits and Reports on Form 8-K............................   19

SIGNATURES ...................................................................   26

ITEM 1.    Financial Statements

                         WELLPOINT HEALTH NETWORKS INC.
                           Consolidated Balance Sheets

(In thousands, except share data)                                March 31,      December 31,
                                                                   1996             1995
                                                                -----------     ------------
ASSETS                                                          (unaudited)
Current Assets:
     Cash and cash equivalents                                  $   914,774      $1,069,631
     Investment securities, at market value                       1,424,694       1,175,404
     Receivables, net                                               380,800         149,081
     Deferred tax assets                                             50,184          42,969
     Other current assets                                            30,024          25,651
                                                                -----------      ----------
         Total Current Assets                                     2,800,476       2,462,736
Property and equipment, net                                          44,953          42,964
Intangible assets                                                   317,937         124,956
Other non-current assets                                             67,441          48,601
                                                                -----------      ----------
                 Total Assets                                   $ 3,230,807      $2,679,257
                                                                ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Medical claims payable                                     $   568,786      $  362,881
     Loss and loss adjustment expense reserves                      151,236          66,489
     Unearned premiums                                              136,321         132,298
     Accounts payable and accrued expenses                           90,106          96,298
     Experience rated and other refunds                             125,040          93,478
     Due to parent                                                   23,041          14,707
     Income taxes payable and other current liabilities             145,623          74,197
                                                                -----------      ----------
         Total Current Liabilities                                1,240,153         840,348
Accrued postretirement benefits                                      51,213          50,158
Loss and loss adjustment reserves, non-current                      121,597         107,000
Notes payable                                                        84,372            --
Other non-current liabilities                                        21,764          11,525
                                                                -----------      ----------
         Total Liabilities                                        1,519,099       1,009,031
Stockholders' Equity:
     Preferred Stock
         $0.01 par value, 50,000,000 shares
         authorized                                                    --              --
     Class A Common Stock
         $0.01 par value, 200,000,000 shares
         authorized, 19,500,000 issued and outstanding                  195             195
     Class B Common Stock
         $0.01 par value, 100,000,000 shares
         authorized, 80,000,000 issued and outstanding                  800             800
     Additional paid-in capital                                   1,100,288       1,100,288
     Unrealized valuation adjustment                                (16,811)          1,820
     Retained earnings                                              627,236         567,123
                                                                -----------      ----------
         Total Stockholders' Equity                               1,711,708       1,670,226
                                                                -----------      ----------
                 Total Liabilities and Stockholders' Equity     $ 3,230,807      $2,679,257
                                                                ===========      ==========

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                         Consolidated Income Statements
                                   (Unaudited)


(In thousands, except earnings per share)              Three Months Ended March 31,
                                                       ----------------------------
                                                           1996           1995
                                                         --------       --------
Revenues:
    Premium revenue                                      $763,284       $725,942
    Management services revenue                            18,228         13,562
    Investment income                                      36,070         28,628
                                                         --------       --------
                                                          817,582        768,132
Operating Expenses:
    Health care services and other benefits               571,785        530,287
    Selling expense                                        49,466         46,961
    General and administrative expense                     92,274         87,869
                                                         --------       --------
                                                          713,525        665,117
                                                         --------       --------
Operating Income                                          104,057        103,015
    Other expense, net                                      3,012          3,121
                                                         --------       --------
Income before Provision for Income Taxes                  101,045         99,894
    Provision for income taxes                             40,932         40,424
                                                         --------       --------
Net Income                                               $ 60,113       $ 59,470
                                                         ========       ========
Earnings Per Share                                       $   0.60       $   0.60
                                                         ========       ========

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
            Consolidated Statement of Changes in Stockholders' Equity
                                   (Unaudited)



(In thousands)                                          Class A           Class B
                                                     Common Stock      Common Stock    Additional  Unrealized
                                         Preferred ----------------  ---------------     Paid-in   Valuation   Retained
                                           Stock   Shares    Amount  Shares   Amount     Capital   Adjustment  Earnings    Total
                                         --------- ------    ------  ------   ------   ----------  ----------  --------  ----------

Balance as of December 31, 1995           $    -   19,500    $  195  80,000   $  800   $1,100,288  $    1,820  $567,123  $1,670,226

    Net income                                                                                                   60,113      60,113

    Change in unrealized valuation
       adjustment on investment
       securities, net of tax                                                                         (18,631)              (18,631)
                                          ------   ------    ------  ------   ------   ----------  ----------  --------  ----------
Balance as of March 31, 1996              $    -   19,500    $  195  80,000   $  800   $1,100,288  $  (16,811) $627,236  $1,711,708
                                          ======   ======    ======  ======   ======   ==========  ==========  ========  ==========

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(In thousands)                                                           Three Months Ended March 31,
                                                                         ----------------------------
                                                                             1996             1995
                                                                          -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $    60,113      $  59,470
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization, net of accretion                            6,287          6,387
     Gains on sales of assets, net                                             (5,778)        (3,625)
     Provision for deferred income tax benefits                                 5,950           --
     (Increase) decrease in certain assets, net of acquisitions:
        Receivables, net                                                       (8,230)       (23,474)
        Other current assets                                                   (4,289)         1,113
        Other non-current assets                                              (23,689)          --
     Increase (decrease) in certain liabilities, net of acquisitions:
        Medical claims payable                                                (10,670)       (15,729)
        Loss and loss adjustment expense reserves                              15,380          1,381
        Unearned premiums                                                       4,023          5,468
        Accounts payable and accrued expenses                                  (6,192)        15,346
        Experience rated and other refunds                                     (6,842)        (6,869)
        Due to parent                                                           8,334            960
        Income taxes payable and other current liabilities                     53,808         41,267
        Accrued postretirement benefits                                         1,055            948
        Other non-current liabilities                                             813           (119)
                                                                          -----------      ---------
            Net cash provided by operating activities                          90,073         82,524
                                                                          -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments purchased                                                       (83,419)      (199,385)
  Proceeds from investments sold                                              137,200        218,233
  Proceeds from matured investments                                             3,357         30,041
  Property and equipment purchased, net                                        (4,333)        (5,682)
  Purchase of subsidiaries, net of cash acquired                             (297,735)       (13,177)
                                                                          -----------      ---------
            Net cash provided by (used in) investing activities              (244,930)        30,030
                                                                          -----------      ---------
Net increase (decrease) in cash and cash equivalents                         (154,857)       112,554
Cash and cash equivalents at beginning of period                            1,069,631        163,444
                                                                          -----------      ---------
Cash and cash equivalents at end of period                                $   914,774      $ 275,998
                                                                          ===========      =========
Reconciliation of Subsidiaries Purchased and Liabilities Assumed:
   Purchase Price                                                         $   380,000      $  13,344
   Estimated purchase price adjustment based on closing equity                 22,372           --
                                                                          -----------      ---------
                                                                              402,372         13,344

   Less Series A buyer note                                                   (62,000)          --
   Less accrual for Series B buyer note                                       (22,372)          --
                                                                          -----------      ---------
                                                                              318,000         13,344

   Plus costs paid in connection with the acquisition                           7,860           --
   Less subsidiary cash acquired                                              (28,125)          (167)
                                                                          -----------      ---------
   Purchase of subsidiary, net of cash acquired                           $   297,735      $  13,177
                                                                          ===========      =========

      See the accompanying notes to the consolidated financial statements.

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)

1.       BASIS OF PRESENTATION

         WellPoint Health Networks Inc. (the "Company" or "WellPoint"), incorporated in 1992, is a publicly traded, majority-owned for-profit subsidiary of Blue Cross of California ("BCC").

         The accompanying unaudited consolidated financial statements of WellPoint, in the opinion of management, reflect all material adjustments (which are of a normal recurring nature) necessary for the fair presentation of its financial condition as of March 31, 1996, the results of operations and cash flows for each of the three months ended March 31, 1996 and 1995, and the statement of changes in stockholders' equity for the three months ended March 31, 1996.
         The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year. Certain amounts in previously issued financial statements have been reclassified to conform to the 1996 presentation. The reclassifications had no effect on net income or stockholders' equity as previously reported.

2. PURCHASE OF MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY'S LIFE AND HEALTH BENEFITS MANAGEMENT DIVISION

         On March 31, 1996, the Company completed its acquisition of the Life and Health Benefits Management Division of Massachusetts Mutual Life Insurance Company, which will do business under the name UniCARE Life and Health Insurance Company ("UL&H"), through the acquisition of its parent MassMutual Holding Company Two, Inc. The purchase price is $380.0 million plus an estimated $22.4 million purchase price adjustment. The $380.0 million was funded with $318.0 million in existing cash and a Series A term note for $62.0 million. In addition, the Company expects to issue a Series B term note, to the seller, based on closing equity for an estimated $22.4 million. The exact amount of the Series B term note will be determined based upon a post-closing audit that will be completed on or prior to June 30, 1996. The purchase method of accounting has been used to account for the acquisition. At March 31, 1996, the excess purchase price over assets acquired was approximately $194.2 million and is being amortized on a straight-line basis over 30 years.

         The following unaudited pro forma summary combines the consolidated results of operations of the Company and UL&H as if the acquisition had occurred as of the beginning of each period presented after giving effect to pro forma adjustments, which represent interest expense on the notes issued by WellPoint, amortization of intangible assets, forgone interest on the net cash used for the purchase and the related income tax effect. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


2. PURCHASE OF MASSACHUSETTS MUTUAL LIFE INSURANCE COMPANY'S LIFE AND HEALTH BENEFITS MANAGEMENT DIVISION (CONTINUED)

         the Company and UL&H had been a single entity during the three months ended March 31, 1996 and 1995, nor is it necessarily indicative of the results of operations which may occur in the future.

                                                                    Pro Forma
           (In millions, except earnings per share)         Three Months Ended March 31,
                                                            ----------------------------
                                                              1996                 1995
                                                            --------              ------
           Revenues                                         $1,015.3            $1,008.7
           Net Income                                       $   58.6              $ 63.6
           Earnings Per Share                               $   0.59              $ 0.64

         Due to higher utilization and seasonality, UL&H's first quarter is the least profitable of the year. Although the Company expects this trend to continue, no assurance can be given that the results of operations in subsequent quarters will reflect seasonality.

         UL&H provides medical services to approximately 1.1 million members, focusing on the large employer market (groups of 251 to 3,000), and has medical members in all 50 states. In addition, UL&H also has approximately 0.9 million dental members, 0.9 million life insurance members, 0.5 million pharmacy members and 0.2 million disability members. The Company expects to incur approximately $30 - $40 million of restructuring costs related to this acquisition, a portion of which is expected to be reflected in the Company's results of operations.

3.       LONG-TERM DEBT

         Notes Payable

         During the first quarter of 1996 in connection with the acquisition of UL&H, the Company issued a Series A term note for $62.0 million. In addition, the Company has accrued a Series B term note for $22.4 million in connection with the acquisition of UL&H, which is expected to be issued during the second quarter of 1996. The amount of this note is subject to possible adjustment under certain circumstances. Both notes will mature on March 31, 1999. From March 31, 1996 through June 30, 1996, the interest rate has been set at 5.72%. Thereafter, the interest rate will be equal

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


3.       LONG-TERM DEBT (CONTINUED)

         to the Company's average cost of borrowing, including interest, fees and other remuneration, by reason of the availability of the revolving credit facility, as described below. Interest will be paid quarterly.

         Revolving Credit Facility

         The Company is expected to enter into an agreement with a consortium of financial institutions for a five-year unsecured revolving credit facility which provides a line of credit up to $1.25 billion through May 2001 with extension options through May 2003. The agreement will provide for interest on committed advances at a rate equal to the London Interbank Offered Rate plus the applicable margin determined by the unsecured debt ratings or the leverage ratio as outlined in the agreement or reference rate. A facility fee based on the facility amount, regardless of utilization, will be payable quarterly.
         The facility fee rate will also be determined by the unsecured debt ratings or the leverage ratio of the Company. The agreement will require maintenance of certain financial ratios and other restrictive covenants. A portion of the facility will be committed for the payment of a dividend to WellPoint stockholders in connection with the Recapitalization. (See Note 6. Subsequent Event - Recapitalization and Purchase of BCC Commercial Operations.)

4.       EARNINGS PER SHARE

         Earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. The average number of common shares outstanding was 99.5 million for each of the three month periods ended March 31, 1996 and 1995. Fully diluted earnings per share is equivalent to the earnings per share indicated.

5.       COMMITMENTS AND CONTINGENCIES

         WellPoint has had lawsuits filed against it on behalf of its stockholders pertaining to an alleged breach by its Board of Directors of fiduciary duties by pursuing the Health Systems International ("HSI") transaction and allegedly rejecting certain other proposals without due consideration. BCC is also a defendant in the lawsuits against WellPoint. WellPoint believes that its directors acted in good faith and in an independent, informed and appropriate manner in all aspects of their decision to approve the HSI transaction and not to approve alternative proposals. Based upon the foregoing, WellPoint believes that these lawsuits are without merit and intends to vigorously defend such actions.

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         In addition, WellPoint and certain of its subsidiaries are also parties to various other legal proceedings, many of which involve claims for coverage encountered in the ordinary course of business. WellPoint, like HMOs and health insurers generally, excludes certain health care services from coverage under its HMO, PPO and other plans. WellPoint is, in its ordinary course of business, subject to the claims of its enrollees arising out of decisions to restrict treatment or to restrict reimbursement for certain services. The loss of even one such claim, if it results in a significant punitive damage award, could have a material adverse affect on WellPoint. In addition, the risk of potential liability under punitive damage theories may increase significantly the difficulty of obtaining reasonable settlements of coverage claims. However, the financial and operational impact that such evolving theories of recovery will have on the managed care industry generally, or WellPoint in particular, is at present unknown.

         Certain of such legal proceedings are or may be covered under insurance policies or indemnification agreements. Based upon information presently available, management of WellPoint is of the opinion that the final outcome of all such proceedings should not have a material adverse effect on WellPoint's results of operations or financial condition.

6.       SUBSEQUENT EVENT - RECAPITALIZATION AND PURCHASE OF BCC COMMERCIAL
         OPERATIONS

         At a special stockholders meeting held on May 8, 1996, the stockholders of the Company approved a proposal to recapitalize (the "Recapitalization") the Company, pursuant to the Amended and Restated Recapitalization Agreement dated as of March 31, 1996 (the "Amended Recapitalization Agreement"), by and among the Company, BCC and two newly formed California nonprofit foundations, Western Health Partnerships (the "Health Foundation") and Western Foundation for Health Improvement (the "Western Foundation"). Pursuant to the Amended Recapitalization Agreement, (a) the Company will distribute an aggregate of $995.0 million by means of a special dividend of $10.00 per share to the holders of its common stock, and BCC will thereupon immediately donate its portion thereof ($800.0 million) to the Western Foundation; (b) BCC will donate its assets, other than BCC's WellPoint Class B Common Stock and BCC's commercial operations (the "BCC Commercial Operations"), to the Health Foundation; (c) BCC will change its status to a California for-profit business corporation in conformity with the terms of orders of the California Department of Corporations by means of filing amended and restated articles of incorporation with the California Secretary of State, immediately following which converted BCC ("Converted BCC") will issue to the Health Foundation

                         WELLPOINT HEALTH NETWORKS INC.
                   Notes to Consolidated Financial Statements
                                   (unaudited)


6. SUBSEQUENT EVENT - RECAPITALIZATION AND PURCHASE OF BCC COMMERCIAL OPERATIONS (CONTINUED)

         53.4 million shares of Converted BCC Common Stock; and (d) the
         Company will be merged with and into Converted BCC (the "Merger"), and Converted BCC will change its name to WellPoint Health
         Networks Inc. ("New WellPoint"). In the Merger, (i) each outstanding share of WellPoint Class A Common Stock will be converted into 0.667 shares of New WellPoint Common Stock, (ii) the outstanding shares of Converted BCC Common Stock in the aggregate will be converted into 53.4 million shares of New WellPoint Common Stock and a cash payment of $235 million to reflect the value of the BCC Commercial Operations, which cash payment is subject to downward adjustment under certain circumstances. New WellPoint Common Stock will be entitled to one vote per share, and as a result of the Recapitalization, the 10 to 1 voting rights of WellPoint's Class B Common Stock will be eliminated. The Recapitalization is expected to be consummated on May 20, 1996.

         In connection with the Recapitalization, the Blue Cross/Blue Shield Association (the "BCBSA") has authorized a new license agreement with New WellPoint, which will make New WellPoint the exclusive licensee of the right to use the Blue Cross name and related service marks in California. The BCBSA has also required that the Health Foundation deposit into a voting trust the number of shares of New WellPoint Common Stock sufficient to reduce its holdings outside such voting trust to a level not exceeding 50% of the outstanding shares of New WellPoint Common Stock. In addition, the Health Foundation will be required, either through sales or additional deposits into the voting trust, to reduce its holdings outside the voting trust to 20% and 5% of the outstanding New WellPoint Common Stock after the third and fifth anniversaries, respectively, of the Recapitalization. In connection with the Recapitalization, New WellPoint and the Health Foundation will enter into a Registration Rights Agreement with respect to the shares of New WellPoint Common Stock to be received by the Health Foundation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

WellPoint Health Networks Inc. ("WellPoint" or the "Company"), a majority-owned for-profit subsidiary of Blue Cross of California ("BCC"), is one of the nation's largest publicly traded managed health care companies with approximately 3.9 million medical members, 11.4 million pharmacy members, 1.5 million dental members and 1.2 million life members. The Company offers a comprehensive array of managed care health plans through a health maintenance organization ("HMO"), a preferred provider organization ("PPO") and specialty managed care networks. WellPoint also provides claims processing, administrative and cost containment services to self-funded employers. The Company also offers workers' compensation and life insurance products. The Company's primary market for all of the products it offers, excluding pharmacy managed care services, is the state of California.

The Company is actively pursuing expansion into new markets outside of California. With the acquisitions of UniCARE Life and Health Insurance Co. ("UL&H"), formally the Life and Health Benefits Management Division of Massachusetts Mutual Life Insurance Company, and AHI Healthcare Corporation ("AHI"), WellPoint serves medical members in 50 states. Approximately 45% of UL&H's medical membership is concentrated in six states: California, New York, Texas, Georgia, Illinois and Massachusetts. Due in part to these acquisitions, the Company's internal business units are now organized on a geographic basis, California and National. These business units target both individual and small business purchasers with up to 50 employees and large employers with 51 or more employees. The Company's networks and broad range of specialty managed care products allow it to pursue growth with individual, small business and large business purchasers.

Certain of the statements contained in this Quarterly Report on Form 10-Q are of a forward-looking nature and involve a number of risks and uncertainties which could cause actual results to differ from those projected and which are described in the section of this report entitled "External Influences Which May Impact Future Operations," the Company's 1995 Annual Report to Stockholders and in other documents filed from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

WellPoint's revenues are generated from premiums earned for health care and specialty services provided to its members, fees for administrative services, which includes claims processing and access to provider networks provided to self-insured employers, and investment income. WellPoint's operating expenses include: health care services and other benefits expenses consisting of payments to physicians, hospitals and other providers for health care and specialty products claims; selling expenses for broker and agent commissions; and general and administrative expenses.

The Company's consolidated results of operations for the three months ended March 31, 1996 and 1995 do not include the results of operations of UL&H which was acquired on March 31, 1996 and is accounted for using the purchase method of accounting.

In connection with the UL&H acquisition, the Company expects to incur certain pre-tax restructuring costs during the remainder of 1996. These restructuring costs are currently anticipated to be between $30 million and $40 million, a portion of which is expected to be reflected in the Company's results of operations.

The following table sets forth selected operating ratios. The loss ratio for health care services and other benefits is shown as a percentage of premium revenue. All other ratios are shown as a percentage of premium revenue and management services revenue combined.

                                                      Three Months Ended
                                                           March 31,
                                                      -------------------
                                                       1996        1995
                                                      ------      ------
         Operating Revenues:
             Premium revenue                            97.7%       98.2%
             Management services revenue                 2.3         1.8
                                                      ------      ------
                                                       100.0       100.0
         Operating Expenses:
             Health care services and other
                 benefits (loss ratio)                  74.9        73.0
             Selling expense                             6.3         6.4
             General and administrative expense         11.8        11.9

MEMBERSHIP

The following table sets forth membership data and the percent change in membership:

                                                  As of March 31,
                                              ----------------------
                                                                         Percent
                                                1996          1995       Change
                                              ---------     ---------    -------
MEDICAL MEMBERSHIP:

CALIFORNIA
   Consumer Services:
      HMO                                       228,726       179,678     27.3%
      PPO and Other                           1,166,920     1,173,411     (0.6%)
                                              ---------     ---------
         Total Consumer Services              1,395,646     1,353,089      3.1%
                                              ---------     ---------
   Medi-Cal HMO Programs                         44,695        32,530     37.4%
                                              ---------     ---------
   Group Services:
      HMO                                       627,385       624,304      0.5%
      PPO and other (a)                         941,830       747,464     26.0%
                                              ---------     ---------
         Total Group Services (b)             1,569,215     1,371,768     14.4%
                                              ---------     ---------
Total California Medical Membership           3,009,556     2,757,387      9.1%
                                              ---------     ---------

NATIONAL
   Consumer Services:
      PPO and Other                               9,376          --        N/A
                                              ---------     ---------
         Total Consumer Services                  9,376          --        N/A
                                              ---------     ---------
   Group Services:
      HMO                                         2,506          --        N/A
      PPO and Other (a)                         905,382          --        N/A
                                              ---------     ---------
         Total Group Services (c)               907,888          --        N/A
                                              ---------     ---------
Total National Membership                       917,264          --        N/A
                                              ---------     ---------
TOTAL MEDICAL MEMBERSHIP                      3,926,820     2,757,387     42.4%
                                              =========     =========
   HMO                                          903,312       836,512      8.0%
   PPO and Other                              3,023,508     1,920,875     57.4%
                                              ---------     ---------
TOTAL MEDICAL MEMBERSHIP                      3,926,820     2,757,387     42.4%
                                              =========     =========

(a) California and National include 583,533 and 495,303 management services members, respectively, as of March 31, 1996.

(b) The 1996 California membership includes the acquisition of UL&H which had approximately 158,500 members as of March 31, 1996

(c) The 1996 National membership includes the acquisition of UL&H which had approximately 908,000 members as of March 31, 1996

                                                As of March 31,
                                           -------------------------
                                                                          Percent
                                              1996           1995         Change
                                           ----------      ---------      -------
SPECIALTY MEMBERSHIP:
   Pharmacy                                11,445,589      7,436,577       53.9%
   Dental                                   1,488,106        481,878      208.8%
   Disability                                 208,250           --          N/A
   Behavioral Health                          437,428        331,911       31.8%
   Life                                     1,215,490        332,569      265.5%

         The 1996 specialty membership includes the acquisition of UL&H which had approximately 0.5 million pharmacy members, 0.9 million dental members, 0.2 million disability members and 0.9 million life members as of March 31, 1996.

COMPARISON OF RESULTS FOR FIRST QUARTER 1996 TO FIRST QUARTER 1995

Premium revenue increased 5.1% to $763.3 million for the quarter ended March 31, 1996 from $725.9 million for the quarter ended March 31, 1995. This increase primarily resulted from growth in the Company's HMO and PPO medical membership which grew 5.7% excluding Cost Plus membership, a 28% increase in dental membership, and moderate increases in the premium per member for PPO products in the individual market. In addition, workers' compensation premiums increased 67.6% from the 1995 first quarter to the 1996 first quarter due to a large increase in the number of insured employer groups, primarily in the small employer and California schools workers' compensation markets. The increase in premium revenue was partially offset by the conversion of some PPO Cost Plus members to management services arrangements in 1995. This conversion was principally due to regulatory actions taken by the California Department of Corporations ("DOC") related to licensure requirements. Management services revenue increased $4.7 million to $18.2 million for the quarter ended March 31, 1996 from $13.6 million in 1995. The increase was due to a number of factors, including new pharmacy and clinical management accounts as well as continued growth in existing accounts and the acquisition of AHI Healthcare Corporation ("AHI") in February of 1995. The conversion of PPO Cost Plus members to management services arrangements also contributed to the increase. This transfer, which was substantially completed by December 1995, did not have a material impact on net income.

Investment income increased to $36.1 million for the quarter ended March 31, 1996 as compared to $28.6 million for the same period in 1995 due in part to 1996 pretax net gains on the sales of investment securities of $5.0 million as compared to pretax net losses in 1995 of $0.3 million. The increase also reflected a higher average yield on a larger average portfolio balance, resulting in interest income of $31.1 million for the quarter ended March 31, 1996 compared to $28.9 million for the quarter ended March 31, 1995.

Health care services and other benefits expense increased 7.8% to $571.8 million for the quarter ended March 31, 1996 from $530.3 million in 1995. The loss ratio for the first quarter of 1996 increased to 74.9% compared to 73.0% in 1995 primarily due to the introduction of the PPO co-pay product and benefit design changes that eliminate deductibles for some pharmacy products. The PPO co-pay replaces deductibles with modest co-pays for office visits and other services. This product contributed to a higher loss ratio in the first quarter of 1996 as more medical expenses were absorbed up front. Also contributing to the higher loss ratio was the increase in loss and loss adjustment expense reserves related to a portion of the Company's workers' compensation business. In addition, continued moderate increases in medical cost trends and a continued competitive pricing environment also contributed to the higher loss ratio in 1996. The Company will experience higher medical loss ratios during the remainder of 1996 due to the incremental effect of the business of UL&H and the commercial operations of BCC on the Company's overall results. Both of these businesses have traditionally experienced higher medical loss ratios than the Company.

Selling expense consists of commissions paid to outside brokers and agents representing the Company. Selling expense for the first quarter of 1996 increased 5.3% to $49.5 million compared to $47.0 million for the first quarter of 1995, corresponding with continued overall premium revenue growth. The selling expense ratio decreased slightly for the quarter ended March 31, 1996 to 6.3% from 6.4% for the prior year largely due to the increase in Medi-Cal revenues which are not broker supported. Excluding the increase in Medi-Cal revenues, the selling expense ratio would have remained constant at 6.4%.

General and administrative expense for the quarter ended March 31, 1996 increased 5.0% to $92.3 million from $87.9 million for the comparable quarter in 1995. The administrative expense ratio decreased to 11.8% for the quarter ended March 31, 1996 compared to 11.9% in for the quarter ended March 31, 1995 primarily due to a decrease in policyholder dividends resulting from the open rating environment in the workers' compensation industry. Excluding the decrease in policyholder dividends, the administrative expense ratio would have increased to 12.2%, reflecting the increases related to investments in new products and geographic regions.

WellPoint's net income for the quarter ended March 31, 1996 was $60.1 million or $0.60 per share compared to $59.5 million or $0.60 per share for the quarter ended March 31, 1995.

FINANCIAL CONDITION

The Company's consolidated assets increased by $551.6 million to $3,230.8 million as of March 31, 1996. This represents a 20.6% increase from $2,679.3 million as of December 31, 1995 and resulted primarily from the acquisition of UL&H as well as cash flow generated from operations. Cash and investments were $2,339.5 million as of March 31, 1996 or 72.4% of total assets.

A Series A term note for $62.0 million was issued for the acquisition of UL&H, which was outstanding as of March 31, 1996. In addition, the Company has accrued a Series B term note for $22.4 million, which is expected to be issued in the second quarter of 1996. (See Note 3. Long-Term Debt.) The Company had no long-term borrowings outstanding as of December 31, 1995.

Equity totaled $1,711.7 million as of March 31, 1996, an increase of $41.5 million from December 31, 1995. The increase resulted primarily from net income of $60.1 million for the first quarter of 1996, offset by an $18.6 million decrease in the unrealized valuation adjustment on investment securities, net of deferred taxes, due to an increase in market interest rates in 1996 compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are from premiums received, management services revenues and investment income. The primary uses of cash include health care claims, capitation payments, broker and agent commissions and administrative expenses. The Company receives premium revenue in advance of anticipated claims for related health care services and other benefits.
The resulting cash balances in excess of current requirements are invested in interest-bearing securities. The Company's investment policies are designed to provide liquidity, preserve capital and maximize yield. As of March 31, 1996, the Company's investment portfolio consisted primarily of fixed maturity securities (which are primarily rated "A" or better by rating agencies) and equity securities.

Net cash flow provided by operating activities was $90.1 million for the quarter ended March 31, 1996 compared with $82.5 million for the comparable period in 1995. The positive cash flow from operations is mainly due to net income and an increase in income taxes payable and loss and loss adjustment expense reserves. The cash provided by these activities was partially offset by an increase in other non-current assets due to a net $23.6 million that the Company paid in the 1996 first quarter in connection with the new headquarters building lease.

Net cash used by investing activities for the first quarter of 1996 totaled $244.9 million, compared with net cash provided by investing activities of $30.0 million for the first quarter of 1995. The decrease resulted primarily from the acquisition of UL&H during the first quarter of 1996 for a purchase price of $380.0 million plus an estimated purchase price adjustment based on closing equity of $22.4 million. The Company issued, to the seller, a Series A term note for $62.0 million and expects to issue a Series B term note for $22.4 million during the second quarter of 1996. Additional costs incurred in connection with the acquisition were $7.9 million, and subsidiary cash acquired was $28.1 million. The net cash used for the acquisition of UL&H amounted to $297.7 million. During the remainder of 1996, the Company expects to incur approximately $30-$40 million of restructuring costs related to this acquisition, a portion of which is expected to be reflected in the Company's results of operations. The net proceeds from the sale and maturities of investments were invested in highly liquid securities in anticipation of the cash requirements for the acquisition of UL&H. (See Note 2. Purchase of Massachusetts Mutual Life Insurance
Company's Life and Health Benefits Management Division.)

The Company believes that cash flow generated by operations, its cash and investment balances and its new credit facility (see Note 3. Long-Term Debt) will be sufficient to fund continuing operations and other capital requirements for the foreseeable future, including funding requirements for the proposed Recapitalization and purchase of BCC commercial operations.

EXTERNAL INFLUENCES WHICH MAY IMPACT FUTURE OPERATIONS

The health care industry is being affected by various external factors including rising health care costs and intense price competition. As the Company focuses on its future as a leader in the health care industry, management continues to monitor these and other factors that contribute to uncertainty in the health care environment.

The Company's profitability will depend in large part on accurately predicting health care costs and upon its ability to control future health care costs through underwriting criteria, utilization management and negotiation of favorable provider contracts. The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Changes in health care practices, inflation, new technologies and numerous other factors affecting the delivery and cost of health care may adversely affect the Company's ability to predict and control health care costs and claims.

WellPoint operates primarily in a single industry segment, managed health care. The two primary business activities within the segment ([a] managed care products and [b] management services products, including specialty managed care services) are marketed through two internal business units which are organized on a geographic basis, California and National. The geographic business units are divided further into individual and small group businesses versus larger employers because of the distinctive differences in the focus needed in targeting each of these markets. The combined cost ratios (medical costs and expenses) for the small group and individual businesses and the large group business vary due primarily to differing product mix between the managed care and management services products and different distribution costs. A greater percentage of small group and individual membership is comprised of higher risk managed care products which tend to be more profitable than the lower risk managed care and management services products as a result of higher deductible and co-pays and increased profit margins to cover higher underwriting risks. The group services membership is comprised primarily of capitated managed care products and management services products which result in lower margins as a result of the lower level of underwriting risk related to the capitated products and the non-risk nature of the management services products. The spread between the profitability of the individual and small group business and large group business in California was 10.4% for the quarter ended March 31, 1996 and 9.2% for the quarter ended March 31, 1995. However, over the past three years, margin erosion has been greater in the individual and small group business than in the large group business primarily as a result of higher medical cost trends, slower growth in membership, product mix change and greater competitive pressure on premium increases.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

See Note 5 - Commitments and Contingencies for information regarding legal proceedings.

ITEM 5.  Other Information

See Note 2 - Purchase of Massachusetts Mutual Life Insurance Company's Life and Health Benefits Management Division and Note 6 - Recapitalization and Purchase of BCC Commercial Operations.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         Exhibit
         Number       Exhibit
         -------      -------

          2.01 Purchase and Sale Agreement, dated as of January 5, 1996, by and among the Registrant and Massachusetts Mutual Life Insurance Company, incorporated by reference to Exhibit
                       2.1 of Registrant's 8-K dated January 5, 1996

          2.02 Amended and Restated Recapitalization Agreement, dated as of March 31, 1995, by and among Blue Cross of California, the Registrant, Western Health Partnerships and Western Foundation for Health Improvement, incorporated by reference to Exhibit 99.1 of Registrant's Form 8-K dated February 20, 1996

          3.01 Restated Certificate of Incorporation of the Registrant, as amended, incorporated by reference to Exhibit 3.1 of the Registrant's Form S-1 Registration Statement No. 33-54898

          3.02 Form of Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 of the Registrant's Form S-1 Registration Statement No. 33-54898

          4.01 Specimen of Class A Common Stock certificate of the Registrant, incorporated by reference to Exhibit 4.1 of the Registrant's Form S-1 Registration Statement No. 33-54898

         10.01 Line of Business Assignment and Assumption Agreement dated as of February 1, 1993 among the Registrant, its subsidiaries and BCC, incorporated by reference to exhibit 10.01 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

         10.02 Administrative Services and Product Marketing Agreement dated as of February 1, 1993 among the Registrant, its subsidiaries and BCC, incorporated by reference to
                       Exhibit 10.02 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

         10.03 Master Subscriber Agreements dated as of January 27, 1993 between the Registrant's subsidiaries and BCC, incorporated by reference to Exhibit 10.03 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

         10.04 Tax Allocation Agreement dated as of February 1, 1993 among the Registrant, its subsidiaries and BCC and its subsidiaries, incorporated by reference to Exhibit 10.04 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

         10.05 Office Building Lease for Corporate Headquarters, dated December 17, 1987, between BCC and JMB/Warner Center Associates, incorporated by reference to Exhibit 10.05 of the Registrant's Form S-1 Registration Statement No. 33-54898

         Exhibit
         Number       Exhibit
         -------      -------

         10.06 Office Space Lease for Oakland, CA offices, dated December 10, 1985, between BCC and Webster Street Partners, Ltd., incorporated by reference to Exhibit
                       10.06 of the Registrant's Form S-1 Registration Statement No. 33-54898

         10.07 Office Space Lease for Westlake, CA offices, dated October 29, 1986, between BCC and Westlake Business Park, Ltd., incorporated by reference to Exhibit 10.07 of the Registrant's Form S-1 Registration Statement No. 33-54898

         10.08 Administrative Agreement, dated as of June 1, 1988, between BCC and INSURx, Inc., incorporated by reference to Exhibit 10.08 of the Registrant's Form S-1 Registration Statement No. 33-54898

         10.09 License Agreement dated January 1, 1991 between the Blue Cross Blue Shield association and BCC, incorporated by reference to Exhibit 10.22 of Registrant's Form S-1 Registration Statement No. 33-54898

         10.10 Controlled Affiliate License Agreement dated January 8, 1993 among the Blue Cross Blue Shield Association, CaliforniaCare Health Plans and BCC, incorporated by reference to Exhibit 10.23 of Registrant's Form S-1 Registration Statement No. 33-54898

         10.11 Undertakings dated January 7, 1993 by BCC, the Registrant and the Registrant's subsidiaries to the California Department of Corporations, incorporated by reference to
                       Exhibit 10.24 of Registrant's Form S-1 Registration Statement No. 33-54898

         10.12 Office Space Lease for Newbury Park, CA offices, dated January 13, 1993 between BCC and Metropolitan Life Insurance Company, incorporated by reference to Exhibit
                       10.12 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

         10.13 Office Space Lease for Calabasas, CA offices, dated August 26, 1992 between BCC and Lost Hills Office Partners, First Amendment to Office Lease between Lost Hills Office Partners and BCC, dated November 1, 1992, and Subordination, Non-Disturbance and Attornment Agreement, dated January 7, 1993, between BCC and DAG Management, incorporated by reference to Exhibit 10.13 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

         10.14 WellPoint Health Networks Inc. Officer Change in Control Plan, incorporated by reference to Exhibit 10.14 of Registrant's Form 10-K for the fiscal year ended December 31, 1993

         Exhibit
         Number       Exhibit
         -------      -------

         10.15 Supplemental Pension Plan of Blue Cross of California, incorporated by reference to Exhibit 10.15 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

         10.16 Blue Cross of California Deferred Compensation Plan, incorporated by reference to Exhibit 10.13 of the Registrant's Form S-1 Registration Statement No. 33-54898

         10.17 Form of Supplemental Life and Disability Insurance Policy, incorporated by reference to Exhibit 10.14 of the Registrant's Form S-1 Registration Statement No. 33-54898

         10.18 Employment Agreement, dated June 6, 1991, between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.15 of the Registrant's Form S-1 Registration Statement No. 33-54898

         10.19 Special Executive Retirement Plan dated as of March 29, 1993 among BCC, the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.19 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

         10.20 Form of Indemnification Agreement between the Registrant and its Directors and Officers, incorporated by reference to Exhibit 10.17 of the Registrant's Form S-1 Registration Statement No. 33-54898

         10.21 Management Retention Agreement, dated as of January 8, 1993 between the Registrant and D. Mark Weinberg, incorporated by reference to Exhibit 10.21 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

         10.22 Management Retention Agreement, dated as of January 8, 1993 between the Registrant and Ronald Williams, incorporated by reference to Exhibit 10.22 of Registrant's Form 10-K for the fiscal year ended December 31, 1992

         10.23 Management Retention Agreement, dated as of January 8, 1993 between the Registrant and Yon Y. Jorden, incorporated by reference to Exhibit 10.23 of Registrant's Form 10-K for the fiscal year ended December 31, 1993

         10.24 Officer Severance Agreement, dated as of July 1, 1993, between the Registrant and Thomas C. Geiser, incorporated by reference to Exhibit 10.24 of Registrant's Form 10-K for the fiscal year ended December 31, 1993

         10.25 First Amendment to Special Executive Retirement Plan dated as of March 29, 1993 among BCC, the Registrant and Leonard D. Schaeffer (Exhibit 10.19), effective January 1, 1993, incorporated by reference to Exhibit 10.25 of Registrant's Form 10-K for the fiscal year ended December 31, 1993

         Exhibit
         Number       Exhibit
         -------      -------

         10.26 WellPoint Health Networks Inc. Long-Term Performance Incentive Plan, effective February 1, 1993, incorporated by reference to Exhibit 10.26 of Registrant's Form 10-K for the fiscal year ended December 31, 1993

         10.27 WellPoint Companies Management Incentive Award Plan 1993, incorporated by reference to Exhibit 10.27 of Registrant's Form 10-K for the fiscal year ended December 31, 1993

         10.28 CaliforniaCare Health Plans Management Incentive Award Plan 1993, incorporated by reference to Exhibit 10.28 of Registrant's Form 10-K for the fiscal year ended December 31, 1993

         10.29 Executive Benefiting You Highlights Brochure, incorporated by reference to Exhibit 10.29 of Registrant's Form 10-K for the fiscal year ended December 31, 1993

         10.30 Employment Agreement, dated November 9, 1994, between the Registrant and Leonard D. Schaeffer, incorporated by reference to Exhibit 10.30 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         10.31 Amendment to Employment Agreement dated June 6, 1991 between BCC and Leonard D. Schaeffer (Exhibit 10.18), effective December 8, 1994, incorporated by reference to
                       Exhibit 10.31 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         10.32 WellPoint Health Networks Inc. 1994 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.32 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         10.33 WellPoint Health Networks Inc. Officer Change in Control Plan as amended January 5, 1995, incorporated by reference to Exhibit 10.33 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         10.34 Form of Officer Severance Agreement of the Registrant, incorporated by reference to Exhibit 10.34 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         10.35 WellPoint Health Networks Inc. Management Retention Agreement between the Registrant and Ronald A. Williams, amended and restated effective as of January 5, 1995, incorporated by reference to Exhibit 10.35 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         Exhibit
         Number       Exhibit
         -------      -------

         10.36 WellPoint Health Networks Inc. Management Retention Agreement between the Registrant and D. Mark Weinberg, amended and restated effective as of January 5, 1995, incorporated by reference to Exhibit 10.36 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         10.37 WellPoint Health Networks Inc. Management Retention Agreement between the Registrant and David S. Helwig, amended and restated effective as of January 5, 1995, incorporated by reference to Exhibit 10.37 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         10.38 WellPoint Health Networks Inc. Management Retention Agreement between the Registrant and Yon Y. Jorden, amended and restated January 5, 1995, incorporated by reference to Exhibit 10.38 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         10.39 Amendment to Administrative Services and Product Marketing Agreement dated as of February 1, 1993 among the Registrant, its subsidiaries and BCC (Exhibit 10.02), amended as of January 1, 1995, incorporated by reference to Exhibit 10.39 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         10.40 Amendment to Administrative Services and Product Marketing Agreement dated as of February 1, 1993 among the Registrant, its subsidiaries and BCC (Exhibit 10.02), amended as of February 1, 1995, incorporated by reference to Exhibit 10.40 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         10.41 Agreement of Purchase and Sale and Escrow Instructions, dated as of December 16, 1994, between Registrant and Pardee Construction Company, incorporated by reference to
                       Exhibit 10.41 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         10.42 First Amendment to Office Building Lease for Corporate Headquarters dated December 17, 1987 between BCC and JMB/Warner Center Associates (Exhibit 10.05), dated as of February 7, 1989, incorporated by reference to Exhibit
                       10.42 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         10.43 Credit Agreement, dated as of October 19, 1994, among the Registrant, Bank of America, National Trust and Savings Association, Chemical Bank and Other Financial Institutions, incorporated by reference to Exhibit 10.43 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         10.44 First Amendment to Credit Agreement, dated as of March 7, 1995, among the Registrant, Bank of America National Trust and Savings Association, and other Financial Institutions, incorporated by reference to Exhibit 10.44 of Registrant's Form 10-K for the fiscal year ended December 31, 1994

         Exhibit
         Number       Exhibit
         -------      -------

         10.45 Orders Approving Notice of Material Modification and Undertakings dated September 7, 1995 by BCC, the Registrant and the Registrant's subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 10.47 of Registrant's Form 10-Q for the quarter ended September 30, 1995

         10.46 Second Amendment to Credit Agreement, dated as of October 16, 1995, among the Registrant, Bank of America National Trust and Savings Association and other Financial Institutions, incorporated by reference to Exhibit 10.48 of Registrant's Form 10-Q for the quarter ended September 30, 1995

         10.47 WellPoint Health Networks Inc. Stock Option/Award Plan, incorporated by reference to Exhibit 10.45 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

         10.48 Lease Agreement, dated as of January 1, 1996, by and between TA/Warner Center Associates II, L.P., and the Registrant (supersedes Exhibit 10.05 and Exhibit 10.42), incorporated by reference to Exhibit 10.46 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

         10.49 Letter, dated November 13, 1995, from the Registrant to Ronald A. Williams regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.47 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

         10.50         Letter, dated November 31, 1995 from the Registrant to D.
                       Mark Weinberg regarding severance benefits, together with underlying Officer Severance Agreement, incorporated by reference to Exhibit 10.48 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

         10.51 Letter, dated November 13, 1995, from the Registrant to Thomas C. Geiser regarding severance benefits, incorporated by reference to Exhibit 10.49 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

         10.52 Amended and Restated Undertakings dated March 5, 1996 by BCC, the Registrant and the Registrant's Subsidiaries to the California Department of Corporations, incorporated by reference to Exhibit 99.1 of the Registrant's Current Report on Form 8-K dated March 5, 1996

         10.53 Senior Series A Term Note dated March 31, 1996 between the Registrant and Massachusetts Mutual Life Insurance Company

         21 List of Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

         23 Consent of Independent Accountants, incorporated by reference to Exhibit 23 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

         Exhibit
         Number       Exhibit
         -------      -------

         24 Power of Attorney, incorporated by reference to Exhibit 24 of Registrant's Form 10-K for the fiscal year ended December 31, 1995

         (b)      Reports on Form 8-K

                       A current report on Form 8-K was filed on January 5, 1996, reporting recent events pertaining to the proposed acquisition of the Group Life and Health subsidiary of Massachusetts Mutual Life Insurance Company.

                       A current report on Form 8-K was filed on February 20, 1996, reporting recent events pertaining to the execution of an Amended and Restated Recapitalization Agreement by and among Blue Cross of California, WellPoint, Western Health Partnerships and Western Foundation for Health Improvement

                       A current report on Form 8-K was filed on March 5, 1996, reporting recent events pertaining to the approval by the California Department of Corporations of the proposed recapitalization of WellPoint.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WELLPOINT HEALTH NETWORKS INC.
                                        Registrant

Date: May 14, 1996                      By: \s\   LEONARD D. SCHAEFFER
                                            -----------------------------------
                                            Leonard D. Schaeffer
                                            Chairman of the Board of Directors
                                            and Chief Executive Officer

Date: May 14, 1996                      By: \s\   HOWARD G. PHANSTIEL
                                            -----------------------------------
                                            Howard G. Phanstiel
                                            Executive Vice President
                                            Finance and Information Services

Date: May 14, 1996                      By: \s\   YON Y. JORDEN
                                            -----------------------------------
                                            Yon Y. Jorden
                                            Senior Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX

                                                                             Sequentially
Exhibit                                                                        Numbered
Number         Exhibit Description                                               Page
- ------         -------------------                                           ------------
10.53          Senior Series A Term Note dated March 31, 1996 between the
               Registrant and Massachusetts Mutual Life Insurance Company